Form 10-K
period 2003-12-31
BMW VEHICLE OWNER TRUST 2002-A; BMW FS SECURITIES LLC
filed 2004-03-26
CIK 1173294, 1136586

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003


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

           NOT APPLICABLE.

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a) The following documents are filed as part of this report:

                     (1) Financial Statements:

                     NOT APPLICABLE.

                     (2) Financial Statement Schedules:

                     NOT APPLICABLE.

                     (3)  Exhibits:


           Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the January 27, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on March 31, 2003, file number 333-56802-02), (ii) the February 25, 2003
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on March 31, 2003, file number 333-56802-02), (iii) the March 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on March 25, 2003, file number 333-56802-02), (iv) the April 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on April 25, 2003, file number 333-56802-02), (v) the May 27, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on May 29, 2003, file number 333-56802-02), (vi) the June 25, 2003
Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on June 25, 2003, file number 333-56802-02), (vii) the July 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on July 25, 2003, file number 333-56802-02), (viii) the August 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on August 25, 2003, file number 333-56802-02), (ix) the September 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on September 25, 2003, file number 333-56802-02), (x) the October 27, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on October 27, 2003, file number 333-56802-02), (xi) the November 25, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on November 25, 2003, file number 333-56802-02) and (xii) the December 26, 2003 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on December 29, 2003, file number 333-56802-02)

              Exhibit 99.1     Annual Servicer Statement of Compliance

              Exhibit 99.2 Annual Statement of Independent Accountants Report for the Servicer

              Exhibit 99.3     Management Assertion

              Exhibit 99.4 Certification Pursuant to the Sarbanes-Oxley Act of 2002

           (b) Reports on Form 8-K: All reports filed on Form 8-K required to be disclosed are identified above in response to Item 16(a).

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

                                             BMW FS Securities LLC
                                             BMW Vehicle Owner Trust 2002-A

                             Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 26, 2004                     By: /s/ Gerald Holzmann
                                            ------------------------------------
                                            Gerald Holzmann
                                            Chief Financial Officer

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

                                 EXHIBIT INDEX

Exhibit     Description

99.1       Servicer's Annual Statement of Compliance
99.2       Servicer's Annual Independent Accountant's Report
99.3       Management Assertion
99.4       Certification Pursuant to the Sarbanes-Oxley Act of 2002