Form 10-K
period 2004-12-31
BMW VEHICLE OWNER TRUST 2002-A; BMW FS SECURITIES LLC
filed 2005-03-23
CIK 1173294, 1136586

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004


[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [] No [X]

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

Item 9A.  Controls and Procedures

          NOT APPLICABLE.

Item 9B.  Other Information.

          NONE.

PART III

Item 10. Directors and Executive Officers of the Registrant

         NOT APPLICABLE.

Item 11. Executive Compensation

         NOT APPLICABLE.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         NOT APPLICABLE.

Item 13. Certain Relationships and Related Transactions

         NOT APPLICABLE.

Item 14. Principal Accountant Fees and Services

         NOT APPLICABLE.

PART IV

Item 15. Exhibits, Financial Statement Schedules

         (a) The following documents are filed as part of this report:

                  (1) Financial Statements:

                  NOT APPLICABLE.

                  (2) Financial Statement Schedules:

                  NOT APPLICABLE.

                  (3)  Exhibits:

           Exhibit 20.1 Current Reports on Form 8-K filed during period covered by this report for (i) the January 26, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on January 27, 2004, file number 333-56802), (ii) the February 25, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on February 25, 2004, file number 333-56802), (iii) the March 25, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on March 25, 2004, file number 333-56802), (iv) the April 26, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on April 26, 2004, file number 333-56802), (v) the May 25, 2004 Distribution Date

(incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on May 25, 2004, file number 333-56802), (vi) the June 25, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on June 25, 2004, file number 333-56802), (vii) the July 26, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on July 26, 2004, file number 333-56802), (viii) the August 25, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on August 25, 2004, file number 333-56802), (ix) the September 27, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on September 28, 2004, file number 333-56802), (x) the October 25, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on October 25, 2004, file number 333-56802), (xi) the November 26, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on November 29, 2004, file number 333-56802) and (xii) the December 27, 2004 Distribution Date (incorporated herein by reference to the BMW Vehicle Owner Trust 2002-A Form 8-K filed on December 27, 2004, file number 333-56802),

               Exhibit 31.1 Certification Pursuant to the Sarbanes-Oxley Act of 2002

               Exhibit 99.1   Annual Servicer Statement of Compliance

               Exhibit 99.2 Annual Statement of Independent Accountants Report for the Servicer

               Exhibit 99.3   Management Assertion

         (b) EXHIBITS TO THIS REPORT ARE LISTED IN ITEM (15)(A)(3) ABOVE.

         (c)      NOT APPLICABLE.

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

                                                 BMW FS Securities LLC
                                                 BMW Vehicle Owner Trust 2002-A

                             Signed: BMW Financial Services NA, LLC, as Servicer

Date: March 21, 2005                           By:   /s/ Joe Dynia
                                                     ---------------------------
                                                      Joe Dynia
                                                      Chief Financial Officer


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

                                 EXHIBIT INDEX

Exhibit     Description

31.1       Certification Pursuant to the Sarbanes-Oxley Act of 2002
99.1       Servicer's Annual Statement of Compliance
99.2       Servicer's Annual Independent Accountant's Report
99.3       Management Assertion